Form 10-Q
period 2026-06-30
ACP Holdings Acquisition Corp.
filed 2026-08-12
CIK 2111542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2026, there were 21,946,600 Class A Ordinary Shares, $0.0001 par value, issued and outstanding, and 7,153,867 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

ACP Holdings Acquisition Corp.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of June 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended June 30, 2026 and for the Period from January 28, 2026 (Inception) through June 30, 2026 (Unaudited)	2
Condensed Statement of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and for the Period from January 28, 2026 (Inception) through June 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 28, 2026 (Inception) through June 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ACP HOLDINGS ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2026

(UNAUDITED)

Assets:
Current assets
Cash equivalents	$746,223
Due from Sponsor	58,366
Prepaid expenses	201,818
Total current assets	1,006,407
Investments held in Trust Account	217,381,636
Total Assets	$218,388,043

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$97,613
Accrued offering costs	75,000
Total current liabilities	172,613
Deferred consulting fees	7,340
Deferred legal fees	278,584
Deferred underwriting fee	4,438,480
Total Liabilities	4,897,017

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,461,600 shares at redemption value of $10.13 per share	217,381,636
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 485,000 shares issued and outstanding (excluding 21,461,600 shares subject to possible redemption)	48
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,153,867 shares issued and outstanding	715
Additional paid-in capital	—
Accumulated deficit	(3,891,373)
Total Shareholders’ Deficit	(3,890,610)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$218,388,043

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACP HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from January 28, 2026 (Inception) through June 30,
	2026	2026
Formation, general and administrative costs	$603,119	$661,442
Loss from operations	(603,119)	(661,442)

Other income:
Change in fair value of over-allotment option liability	80,600	80,600
Interest earned on investments held in Trust Account	1,692,556	1,692,556
Total other income	1,773,156	1,773,156

Net income	$1,170,037	$1,111,714

Basic weighted average Class A ordinary shares outstanding	19,985,105	11,886,566
Basic net income per Class A ordinary share	$0.04	$0.06
Diluted weighted average Class A ordinary shares outstanding	19,985,105	11,886,566
Diluted net income per Class A ordinary share	$0.04	$0.06
Basic weighted average Class B ordinary shares outstanding	7,100,329	6,881,023
Basic net income per Class B ordinary share	$0.04	$0.06
Diluted weighted average Class B ordinary shares outstanding	7,153,867	7,107,110
Diluted net income per Class B ordinary share	$0.04	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACP HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND

FOR THE PERIOD FROM JANUARY 28, 2026 (INCEPTION) THROUGH JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 28, 2026 (Inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to initial shareholders(1)(2)	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(58,323)	(58,323)

Balance – March 31, 2026	—	—	7,666,667	767	24,233	(58,323)	(33,323)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(7,754,497)	(5,003,087)	(12,757,584)

Sale of Private Placement Units	485,000	48	—	—	4,849,952	—	4,850,000

Fair value of Public Warrants at issuance	—	—	—	—	2,993,893	—	2,993,893

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(113,633)	—	(113,633)

Forfeiture of founder shares	—	—	(512,800)	(52)	52	—	—

Net income	—	—	—	—	—	1,170,037	1,170,037

Balance – June 30, 2026	485,000	$48	7,153,867	$715	$—	$(3,891,373)	$(3,890,610)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	On April 10, 2026, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 487,200 founder shares are no longer subject to forfeiture and 512,800 founder shares were forfeited (Note 5 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACP HOLDINGS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 28, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,111,714
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of over-allotment option liability	(80,600)
Interest earned on investments held in Trust Account	(1,692,556)
Changes in operating assets and liabilities:
Prepaid expenses	(201,818)
Accounts payable and accrued expenses	97,613
Deferred consulting fees	7,340
Deferred legal fees	259,498
Net cash used in operating activities	(498,809)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(215,689,080)
Net cash used in investing activities	(215,689,080)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	212,616,000
Proceeds from sale of Private Placement Units	4,850,000
Due from Sponsor	(58,366)
Proceeds from promissory note – related party	246,415
Repayment of promissory note – related party	(246,415)
Payment of offering costs	(498,522)
Net cash provided by financing activities	216,934,112

Net Change in Cash Equivalents	746,223
Cash equivalents – Beginning of period	—
Cash equivalents – End of period	$746,223

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Offering costs included in deferred legal fees	$19,086
Accretion of Class A ordinary shares to redemption value	$12,757,584
Deferred underwriting fee	$4,438,480

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from January 28, 2026 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 485,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Union Street Sponsor LLC (the “Sponsor”), and Roth Capital Partners, LLC (“Roth”), the representative of the underwriters, generating gross proceeds of $4,850,000. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share” or, collectively, “Private Placement Shares”) and one-half of one warrant (the “Private Placement Warrant” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Of those 485,000 Private Placement Units, the Sponsor purchased 435,000 Private Placement Units and Roth purchased 50,000 Private Placement Units.

On April 10, 2026, the underwriters consummated the partial exercise of their over-allotment option in the amount of 1,461,600 units at $10.00 per unit, generating additional gross proceeds of $14,616,000. On April 12, 2026, Roth forfeited the unexercised over-allotment option balance of 1,538,400.

Transaction costs amounted to $7,031,088, consisting of $2,000,000 cash underwriting fee, $4,438,480 of deferred underwriting commissions, and $592,608 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, partial exercise of the over-allotment option and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations (cont.)

Following the closing of the Initial Public Offering on April 8, 2026 and the partial exercise of the over-allotment option on April 10, 2026, an amount of $215,689,080 ($10.05 per Unit) from the net proceeds of the sale of the Units, including the partial exercise of the over-allotment option and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination upon completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account as of June 30, 2026 amounted to $217,381,636 or $10.13 per Public Share. The ordinary shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor, officers and directors (“Initial Shareholders”) have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination. Additionally, the Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If the Company does not complete the initial Business Combination within the prescribed time frame, the Private Placement Units (and the securities comprising such units) will be worthless. Furthermore, the Initial Shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) six months after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, (1) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up. The Private Placement Units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of the initial Business Combination. Because each of the officers and directors will own ordinary shares or units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate an initial Business Combination.

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations (cont.)

The Company’s Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus in connection with its Initial Public Offering as filed with the SEC on April 7, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2026. The interim results for the period from January 28, 2026 (inception) through June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $746,223 cash equivalents, a due from Sponsor of $58,366, and working capital of $833,794.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 8, 2027 (18 months from the closing of the Initial Public Offering), the end of the combination period. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies (cont.)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $746,223 in cash equivalents as of June 30, 2026.

Investments Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $217,381,636, were held in money market funds which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheet at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies (cont.)

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies (cont.)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, Class A ordinary shares and the Company’s Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. Diluted net income per ordinary share adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted income per ordinary share for the period presented.

Founder shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the over-allotment option. For purposes of diluted net income per ordinary share, the founder shares are included in the denominator as of the beginning of the interim period in which the contingent condition was satisfied. Accordingly, the founder shares are included in the calculation of diluted earnings per ordinary share as if outstanding from the beginning of the interim period upon the partial exercise of the over-allotment option on April 10, 2026.

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended		For the Period from January 28, 2026 (Inception) through
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$863,317	$306,720	$704,111	$407,603
Denominator:
Basic weighted average ordinary shares outstanding	19,985,105	7,100,329	11,886,566	6,881,023
Basic net income per ordinary share	$0.04	$0.04	$0.06	$0.06

	For the Three Months Ended		For the Period from January 28, 2026 (Inception) through
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$861,614	$308,423	$695,730	$415,984
Denominator:
Diluted weighted average ordinary shares outstanding	19,985,105	7,153,867	11,886,566	7,107,110
Diluted net income per ordinary share	$0.04	$0.04	$0.06	$0.06

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies (cont.)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature, except for the Public Warrants included in the Initial Public Offering (Note 8).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their overallotment option at the closing of the Initial Public Offering. On April 10, 2026, the underwriters consummated the partial exercise of 1,461,600 over-allotment Option Units. On April 12, 2026, Roth forfeited the unexercised over-allotment option balance of 1,538,400. As of June 30, 2026, there was no longer an over-allotment liability included in the Company’s condensed balance sheet.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$214,616,000
Less:
Proceeds allocated to Public Warrants	(2,993,893)
Proceeds allocated to over-allotment option	(80,600)
Public Shares issuance costs	(6,917,455)
Plus:
Remeasurement of carrying value to redemption value	12,757,584
Class A ordinary shares subject to possible redemption, June 30, 2026	$217,381,636

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 3 — Initial Public Offering

In the Initial Public Offering on April 8, 2026, the Company sold 20,000,000 Units at a price of $10.00 per Unit. On April 10, 2026, the underwriters consummated the partial exercise of their over-allotment option, resulting in the issuance of additional 1,461,600 Units at $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable at the later of 12 months from the closing of this offering and 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Roth purchased an aggregate of 485,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $4,850,000 in the aggregate, in a private placement, of which 435,000 Private Placement Units were purchased by the Sponsor and 50,000 Private Placement Units were purchased by Roth. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to any shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 5 — Related Party Transactions

Founder Shares

On January 29, 2026, the Sponsor made a capital contributions of $25,000 in the aggregate, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued 7,666,667 founder shares to the Sponsor. The founder shares include an aggregate of up to 1,000,000 shares, which was subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering. On April 10, 2026, the underwriters partially exercised 1,461,600 of their over-allotment option. On April 12, 2026, Roth forfeited the unexercised over-allotment option balance of 1,538,400. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 487,200 founder shares are no longer subject to forfeiture and 512,800 founder shares were forfeited.

On March 23 and March 31, 2026, the Sponsor transferred an aggregate of 145,000 founder shares to the Company’s officers and directors, and certain of its service providers, for an aggregate consideration of $435, or approximately $0.003 per share. The founder shares were granted in exchange for their respective professional services to the Company through the Company’s initial Business Combination. The transfer of founder shares to the holders are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at grant date fair value. The total fair value of the 145,000 founder shares transferred to the holders on March 23, 2026 was $359,745 or $2.48 per share. The Company established the initial fair value of the founder shares on March 23, 2026, using a calculation prepared by a third party valuation firm which takes into consideration the following market assumptions: (i) underlying stock price of $9.84, (ii) risk-free rate of 3.66%, and (iii) market adjustment of 25.3%. The founder shares transferred are subject to a performance condition (i.e., providing services through the Company’s initial Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of the Company’s initial Business Combination) in an amount equal to the number of founder shares transferred multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Company’s Initial Shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s Initial Shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

Union Street Management Sponsor, LLC, an affiliate of the Sponsor, has agreed to loan the Company an aggregate of up to $400,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) December 31, 2026 or (ii) the closing of the Initial Public Offering. As of April 8, 2026, at the closing of the Initial Public Offering, the Company had $246,415 outstanding borrowings under the Promissory Note, which was repaid on April 13, 2026. Borrowings under the Promissory Note are no longer available.

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 5 — Related Party Transactions (cont.)

Due from Sponsor

As of April 8, 2026, at the closing of the Initial Public Offering, the Sponsor owed the Company an aggregate amount of $1,850,000, representing the Private Placement Units purchased by the Sponsor to be wired to the Company’s bank account. On April 10, 2026 and April 13, 2026, $73,080 and $1,718,554, respectively, were paid by the Sponsor. As of June 30, 2026, due from Sponsor amounts to $58,366.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on April 6, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or its affiliate a total of $25,000 per month for office space, utilities, and secretarial and administrative services. For the three months ended June 30, 2026 and for the period from January 28, 2026 (inception) through June 30, 2026, the Company incurred $70,833 in fees under this agreement, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis. If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing global conflicts. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the US-Iran conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of Working Capital Loans are entitled to registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to the registration rights agreement the Company has entered into with such holders on April 6, 2026. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, Roth may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement relating to the Company’s Initial Public Offering. In addition, Roth may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Company’s Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 6 — Commitments and Contingencies (cont.)

Deferred Legal Fees

As of June 30, 2026, the Company had a total of $278,584 of deferred legal fees incurred to be paid to the Company’s legal advisors upon consummation of the Business Combination. The deferred legal fee is classified as a non-current liability in the accompanying condensed balance sheet.

Underwriting Agreement

The Company will grant the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On April 10, 2026, 1,461,600 additional Units were issued pursuant to the underwriters’ partial exercise of their over-allotment option and sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $14,616,000. On April 12, 2026, Roth forfeited the unexercised over-allotment option balance of 1,538,400.

The underwriters were entitled to a cash underwriting discount of 1.00% of the gross proceeds of the units offered in the Initial Public Offering, or $2,000,000 in the aggregate, which was paid to the underwriters upon the closing of the Initial Public Offering. The underwriters were entitled to an additional cash underwriting discount of 1.00% of the gross proceeds of the units sold pursuant to the underwriters’ over-allotment option, or up to $146,160 in the aggregate, payable to the underwriters for deferred underwriting commissions, deposited in the Trust Account and will be released to the underwriters only upon the completion of an initial Business Combination. Additionally, the underwriters were entitled to a deferred underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering and the underwriters’ partial exercise of their over-allotment option held in the Trust Account, or $4,438,480 in the aggregate, deposited in the Trust Account and to be released to the underwriters only upon the completion of an initial Business Combination. Such deferred underwriting commissions will be payable as follows: (i) $0.10 per optional Unit sold pursuant to the over-allotment option (ii) $0.05 per unit sold in the Initial Public Offering, or $1,073,080 in the aggregate; (iii) $0.05 per unit sold in the Initial Public Offering, or $1,073,080 in the aggregate, payable only if, immediately prior to the consummation of an initial Business Combination, the funds remaining in the Trust Account equal or exceed 20% of the gross proceeds of the Units offered in the Initial Public Offering, calculated based on the number of Public Shares outstanding immediately prior to the consummation of an initial Business Combination, net of Public Shares submitted for redemption and net of any Public Shares held by public shareholders that have entered into forward purchase agreements or other arrangements whereby the Company has a contractual obligation to repurchase such shares after the closing of the initial Business Combination and any required repurchases pursuant to forward purchase agreements or similar arrangements; and (iv) 1.0% of the funds remaining in the Trust Account, calculated based on the number of public shares outstanding immediately prior to the consummation of an initial Business Combination, net of Public Shares submitted for redemption and net of any Public Shares held by public shareholders that have entered into forward purchase agreements or other arrangements whereby the Company has a contractual obligation to repurchase such shares after the closing of the initial Business Combination.

Advisory Agreement

On May 29, 2026, the Company engaged Cantor Fitzgerald & Co. (“CF&CO”), as its exclusive financial and lead capital markets advisor for any Business Combination with a target and as lead placement agent for any private placement of the Company. The Company agreed to pay CF&CO the following compensation: (A) upon the closing of the Business Combination, the Company shall pay a non-refundable cash fee equal to $5 million (the “Advisory Fee”), with (i) 100% of such Advisory Fee creditable against CF&CO’s allocation of the financing fee in the event the gross proceeds are less than or equal to $100 million, (ii) 50% of such Advisory Fee creditable against CF&CO’s allocation of the financing fee in the event the gross proceeds are greater than $100 million and less than or equal to $200 million, or (iii) 0% of such Advisory Fee creditable against CF&CO’s allocation of the financing fee in the event the gross proceeds are greater than $200 million, and (B) in the event a financing is consummated, promptly upon the closing of any such financing and the Company’s (or target’s or successor’s) receipt of any gross proceeds raised from the funding of the financing, the Company shall pay CF&CO a non-refundable cash fee equal to 5% of CF&CO’s pro rata allocation (i.e., no less than 70%) of the aggregate gross proceeds raised thereby. In addition, CF&CO is entitled to reimbursement for all reasonable and documented out-of-pocket expenses whether or not any transaction is consummated, up to (i) $500,000, if a transaction is consummated, or (ii) $350,000, if a transaction is not consummated.

As of June 30, 2026, no business combination had closed and no financing had been consummated. Accordingly, no liability related to the Advisory Fee was recognized in the accompanying condensed balance sheet. As of June 30, 2026, the Company incurred deferred consulting fees of $7,340 representing reimbursable expenses under this agreement which were classified as a non-current liability in the accompanying condensed balance sheet.

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026, there were 485,000 Class A ordinary shares issued and outstanding, excluding 21,461,600 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. The Company initially issued 7,666,667 Class B ordinary shares, of which an aggregate of up to 1,000,000 Class B ordinary shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering. On April 10, 2026, the underwriters partially exercised 1,461,600 Units of their over-allotment option. On April 12, 2026, Roth forfeited the unexercised over-allotment option balance of 1,538,400. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 487,200 founder shares are no longer subject to forfeiture and 512,800 founder shares were forfeited. As of June 30, 2026, there were 7,153,867 Class B ordinary shares issued and outstanding.

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

Warrants — As of June 30, 2026, there were 10,973,300 Warrants outstanding, including 10,730,800 Public Warrants and 242,500 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of this offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit (cont.)

Under the terms of the warrant agreement, the Company have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the Warrant holders.

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

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2026, assets held in the Trust Account were comprised of $217,381,636 in money market fund which is invested primarily in U.S. Treasury Securities. Through June 30, 2026, the Company did not withdraw interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026
Assets:
Investments held in Trust Account – Money Market	1	$217,381,636

The over-allotment option was accounted for as a liability in accordance with ASC 480 and was presented within liabilities on the condensed balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statement of operations.

The fair value of the over-allotment option at the initial measurement date was $157,200, or $0.052 per over-allotment unit. During the three months ended June 30, 2026 and the period from January 28,2026 (inception) through June 30, 2026, the company recognized other income of $80,600, attributable to the change in the fair value of the over-allotment option liability. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to its remaining contractual term. As of June 30, 2026, there was no longer an over-allotment liability included in the Company’s condensed balance sheet as the remaining over-allotment option was forfeited on April 12, 2026.

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 8 — Fair Value Measurements (cont.)

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

April 8, 2026
Risk-free interest rate	3.69%
Expected term (years)	0.12
Volatility	1.67%
Exercise price	$10.00

The fair value of the Public Warrants is $2,993,893, or $0.279 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Warrants:

April 8, 2026
Underlying stock price	$9.80
Exercise price	$11.50
Volatility	5.00%
Remaining term (in years)	6.50
Risk-free rate	3.98%
Implied market adjustment	26.1%

Note 9 — Segment Information

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

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in the net income and total assets, which include the following:

June 30, 2026
Cash equivalents	$746,223
Investments held in Trust Account	$217,381,636

ACP HOLDINGS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

 Note 9 — Segment Information (cont.)

	For the Three Months Ended June 30, 2026	For the Period from January 28, 2026 (Inception) through June 30, 2026
Formation, general and administrative costs	$603,119	$661,442
Interest earned on investments held in Trust Account	$1,692,556	$1,692,556

The CODM reviews formation, general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment information provided to the CODM on a regular basis.

The CODM also reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ACP Holdings Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Union Street Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in the Cayman Islands on January 28, 2026, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering, including the partial exercise of the over-allotment option and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 28, 2026 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,170,037, which consisted of change in fair value of over-allotment option liability of $80,600 and interest earned on investments held in the Trust Account of $1,692,556, offset by formation, general and administrative costs of $603,119.

For the period from January 28, 2026 (inception) through June 30, 2026, we had a net income of $1,111,714, which consisted of change in fair value of over-allotment option liability of $80,600 and interest earned on investments held in the Trust Account of $1,692,556, offset by formation, general and administrative costs of $661,442.

Liquidity and Capital Resources

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

Following the closing of the Initial Public Offering, the private placement, and the subsequent sale of the over-allotment option units, a total of $215,689,080 was placed in the Trust Account. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. We incurred transaction costs amounting to $7,031,088, consisting of $2,000,000 cash underwriting fee, $4,438,480 of deferred underwriting commissions, and $592,608 of other offering costs.

For the period from January 28, 2026 (inception) through June 30, 2026, net cash used in operating activities was $498,809. Net income of $1,111,714 was affected by the change in fair value of over-allotment option liability of $80,600, interest earned on investments held in the Trust Account of $1,692,556 and changes in operating assets and liabilities provided $162,633 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $217,381,636 (including $1,692,556 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $746,223. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 8, 2027 (18 months from the closing of the Initial Public Offering), the end of the combination period. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

Contractual Obligations

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on April 6, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or its affiliate a total of $25,000 per month for office space, utilities, and secretarial and administrative services. For the three months ended June 30, 2026 and for the period from January 28, 2026 (inception) through June 30, 2026, the Company incurred $70,833 in fees under this agreement, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

Underwriters’ Agreement

The underwriters were entitled to a cash underwriting discount of 1.00% of the gross proceeds of the units sold pursuant to the underwriters’ over-allotment option, or $146,160 in the aggregate, payable to the underwriters for deferred underwriting commissions, deposited in the Trust Account and to be released to the underwriters only upon the completion of an initial Business Combination. Additionally, the underwriters were entitled to a deferred underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering and the underwriters’ partial exercise of their over-allotment option held in the Trust Account, or $4,438,480 in the aggregate, deposited in the Trust Account and to be released to the underwriters only upon the completion of an initial Business Combination.

Advisory Agreement

On May 29, 2026, the Company engaged Cantor Fitzgerald & Co. (“CF&CO”), as its exclusive financial and lead capital markets advisor for any Business Combination with a target and as lead placement agent for any private placement of the Company. The Company agreed to pay CF&CO the following compensation: (A) upon the closing of the Business Combination, the Company shall pay a non-refundable cash fee equal to $5 million (the “Advisory Fee”), with (i) 100% of such Advisory Fee creditable against CF&CO’s allocation of the financing fee in the event the gross proceeds are less than or equal to $100 million, (ii) 50% of such Advisory Fee creditable against CF&CO’s allocation of the financing fee in the event the gross proceeds are greater than $100 million and less than or equal to $200 million, or (iii) 0% of such Advisory Fee creditable against CF&CO’s allocation of the financing fee in the event the gross proceeds are greater than $200 million, and (B) in the event a financing is consummated, promptly upon the closing of any such financing and the Company’s (or target’s or successor’s) receipt of any gross proceeds raised from the funding of the financing, the Company shall pay CF&CO a non-refundable cash fee equal to 5% of CF&CO’s pro rata allocation (i.e., no less than 70.0%) of the aggregate gross proceeds raised thereby. In addition, CF&CO is entitled to reimbursement for all reasonable and documented out-of-pocket expenses whether or not any transaction is consummated, up to (i) $500,000, if a transaction is consummated, or (ii) $350,000, if a transaction is not consummated. As of June 30, 2026, no business combination had closed and no financing had been consummated. Accordingly, no liability related to the Advisory Fee was recognized in the accompanying condensed balance sheet. As of June 30, 2026, the Company incurred deferred consulting fees of $7,340 representing reimbursable expenses under this agreement which were classified as a non-current liability in the accompanying condensed balance sheet.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 8, 2026, we consummated the Initial Public Offering of 20,000,000 units, at $10.00 per unit, generating gross proceeds of $200,000,000. On April 10, 2026, 1,461,600 additional Units were issued pursuant to the underwriters’ partial exercise of their over-allotment option and sold at an offering price of $10.00 per Unit, generating additional gross proceeds $14,616,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 485,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Roth, generating gross proceeds of $4,850,000.

Use of Proceeds

Following the closing of our Initial Public Offering on April 8, 2026 and the underwriters’ partial exercise of their over-allotment option on April 10, 2026, a total of $215,689,080 (which amount includes $4,438,480 of the deferred underwriting commission) was placed in a U.S.-based Trust Account.

Transaction costs amounted to $7,031,088, consisting of $2,000,000 cash underwriting fee, $4,438,480 of deferred underwriting commissions, and $592,608 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated April 6, 2026, between the Company and Roth Capital Partners, LLC. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated April 6, 2026, between the Company and Odyssey Transfer & Trust Company. (1)
10.1	Letter Agreement, dated April 6, 2026, among the Company, its directors and officers and Union Street Sponsor, LLC. (1)
10.2	Investment Management Trust Agreement, dated April 6, 2026, between the Company and Odyssey Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated April 6, 2026, among the Company, Union Street Sponsor, LLC and the holders signatory thereto. (1)
10.4	Private Placement Units Purchase Agreement, dated April 6, 2026, between the Company and Union Street Sponsor, LLC. (1)
10.5	Private Placement Units Purchase Agreement, dated April 6, 2026, between the Company and Roth Capital Partners, LLC. (1)
10.6	Services Agreement, dated April 6, 2026, between the Company and Union Street Sponsor, LLC. (1)
10.7	Form of Indemnity Agreement (incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-294120), filed with the SEC on April 6, 2026). (1)
19	Insider Trading Policy. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Compensation Recovery Policy. (2)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2026 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 14, 2026 and incorporated by reference herein.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACP Holdings Acquisition Corp.

Date: August 12, 2026	By:	/s/ Andrew Mallozzi
	Name:	Andrew Mallozzi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Andrew Sung
	Name:	Andrew Sung
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)